Form 10-Q
period 2026-03-31
Blue Water Acquisition Corp. IV
filed 2026-05-15
CIK 2082847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

Commission File Number 001-43204

Blue Water Acquisition Corp. IV

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)

15 E. Putnam Avenue Suite 363 Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

Registrant’s telephone number, including area code: (203) 489-2110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BWIV.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	BWIV	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share	BWIV.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 15, 2026, there were 13,425,000 Class A ordinary shares (inclusive of shares included in outstanding units) and 4,791,667 Class B ordinary shares of the registrant issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
	Condensed Statement of Operations for the three months ended March 31, 2026 (Unaudited)	2
	Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2026 (Unaudited)	3
	Condensed Statement of Cash Flows for the three months ended March 31, 2026 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Due from related party, net	$1,257,460	—
Total Current Assets	1,257,460	—
Non-current Assets:
Cash and marketable securities held in Trust Account	130,100,642	—
Deferred offering costs	—	125,245
Total Non-current Assets	130,100,642	125,245
TOTAL ASSETS	$131,358,102	$125,245

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$99,812	24,035
Accrued expenses	2,134	—
Accrued offering costs	234,140	75,330
Over-allotment option liability	55,000	—
Promissory note – related party	—	82,115
Total Current Liabilities	391,086	181,480
Non-current Liabilities:
Deferred underwriter fee liability	4,550,000	—
Total Non-current Liabilities	4,550,000	—
TOTAL LIABILITIES	4,941,086	181,480

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 13,000,000 and no shares issued and outstanding subject to possible redemption, at redemption value, as of March 31, 2026 and December 31, 2025, respectively	130,100,642	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 425,000 and no shares issued and outstanding (excluding 13,000,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	43	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,791,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	479	479
Additional paid-in capital	—	24,521
Accumulated deficit	(3,684,148)	(81,235)
Total Shareholders’ Deficit	(3,683,626)	(56,235)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$131,358,102	$125,245

(1)	Includes up to 458,333 and 625,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised as of March 31, 2026 and December 31, 2025, respectively (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Operating expenses:
Formation, general and administrative expenses	$235,970
Legal and accounting expenses	21,249
Administrative services fee – related party	3,871
Insurance expense	2,134
Total operating expenses	263,224
Loss from operations	(263,224)

Other income:
Income earned on cash and marketable securities held in Trust Account	100,642
Change in fair value of over-allotment option liability	51,000
Other income	151,642
Net loss	$(111,582)

Weighted average shares outstanding of redeemable Class A ordinary shares	1,155,556

Basic and diluted net income per share, redeemable Class A ordinary shares	$2.28

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares(1)	4,219,260

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.65)

(1)	Excludes up to 458,333 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Class A ordinary shares		Class B ordinary shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	—	$—	4,791,667	$479	$24,521	$(81,235)	$(56,235)
Issuance of Units in Initial Public Offering	13,000,000	120,611,807	—	—	—	—	1,830,986	—	1,830,986
Sale of Private Placement Units	—	—	425,000	43	—	—	4,249,957	—	4,250,000
Allocated value of transaction costs to Public Warrants	—	—	—	—	—	—	(107,960)	—	(107,960)
Remeasurement of Class A ordinary shares subject to possible redemption	—	9,488,835	—	—	—	—	(5,997,504)	(3,491,331)	(9,488,835)
Net loss	—	—	—	—	—	—	—	(111,582)	(111,582)
Balance – March 31, 2026	13,000,000	130,100,642	425,000	$43	4,791,667	$479	$—	$(3,684,148)	$(3,683,626)

(1)	Includes up to 458,333 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(111,582)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid under promissory note – related party	152,836
Income earned on cash and marketable securities held in Trust Account	(100,642)
Change in fair value of over-allotment option liability	(51,000)
Changes in operating assets and liabilities:
Due from related party, net	(1,257,460)
Accounts payable	75,777
Accrued expenses	2,134
Net cash used in operating activities	(1,289,937)

Cash Flows from Investing Activities:
Investment in Trust Account	(130,000,000)
Net cash used in investing activities	(130,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units and partial exercise of underwriters’ over-allotment option	130,000,000
Proceeds from sale of private placement units	4,250,000
Payment of underwriting fees and reimbursements	(2,665,000)
Proceeds from promissory note – related party	10,000
Payment of promissory note – related party	(300,000)
Payment of deferred offering costs	(5,063)
Net cash provided by financing activities	131,289,937

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor under promissory note – related party	$55,050
Deferred offering costs included in accrued offering costs	$234,140
Initial fair value of Class A ordinary shares subject to possible redemption	$120,611,807
Remeasurement of Class A ordinary shares subject to possible redemption	$9,488,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization and Business Operations

Blue Water Acquisition Corp. IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 1, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from August 1, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 23, 2026, the Company consummated the initial public offering (“Initial Public Offering”) of 13,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $130,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Blue Water Acquisition IV LLC (the “Sponsor”) and BTIG, LLC, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $4,250,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $7,665,168, consisting of $2,600,000 of cash underwriting fee, $4,550,000 of deferred underwriting fee, and $515,168 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on March 23, 2026, an amount of $130,000,000 ($10.00 per Unit) net proceeds from the sale of the Units and the Private Placement Units, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, the initial Business Combination upon completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay its taxes (but without deduction for any excise or similar tax that may be due or payable) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination. Additionally, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete its initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the Sponsor, officers and directors agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, (1) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial business combination which results in its shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the Company’s initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026 and December 31, 2025, the Company had no cash and a working capital (deficit) of $866,374 and $(181,480), respectively.

The Company’s liquidity needs through March 31, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extending Working Capital Loans as needed (defined in Note 6). The Company cannot ensure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the final prospectus filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026, and December 31, 2025, the Company had no cash and no cash equivalents.

Due From Related Party, Net

As of March 31, 2026 and December 31, 2025, the Company had a net due from related party balance of $1,257,460 and $0, respectively. The balance is comprised of $1,270,331 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of March 31, 2026, and December 31, 2025, respectively, offset by $12,871 due to related party as of March 31, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units and $3,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Cash and Marketable Held in Trust Account

As of March 31, 2026, and December 31, 2025, the assets held in Trust Account, amounting to $130,100,642 and $0, respectively, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Income (Loss) Per Ordinary Share

The Company has two classes of Ordinary Shares: Non-Redeemable Shares (as defined below) and Redeemable Shares (as defined below). “Non-Redeemable Shares” do not have redemption rights to the amounts held in the Trust Account, and consist of the (i) Private Placement Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). “Redeemable Shares” have redemption rights to the amounts held in the Trust Account and consist of the Public Shares.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The accompanying unaudited statement of operations includes a presentation of income (loss) per Redeemable Shares and income (loss) per Non-Redeemable Shares following the two-class method of income (loss) per Ordinary Shares. In order to determine the net income (loss) attributable to both the Redeemable Shares and Non- Redeemable Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A Ordinary Shares subject to possible redemption was treated as dividends paid to the Public Shareholders. Subsequent to calculating the total income (loss) allocable to both classes of Ordinary Shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Redeemable Shares and for the Non- Redeemable Shares for the three months ended March 31, 2026.

The Company has not considered the effect of the 6,500,000 Public Warrants or 212,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026

Net loss	$(111,582)
Less: Remeasurement of Class A Ordinary Shares to redemption value	(9,488,835)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(9,600,417)

	For the Three Months Ended
	March 31, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	4,758,334	13,000,000
Ownership percentage	27%	73%

Net (loss) income allocated by class	$(198,059)	$86,477

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(2,542,527)	(6,946,308)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	9,488,835
Total (loss) income based on ownership percentage	$(2,740,586)	$2,629,004

Weighted average Ordinary Shares outstanding	4,219,260	1,155,556
Basic and diluted net income (loss) per share	$(0.65)	$2.28

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 as it was not fully exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their relative fair values. There are 6,500,000 Public Warrants and 212,500 Private Placement Warrants currently outstanding as of March 31, 2026 and no Warrants outstanding as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$130,000,000
Less:
Proceeds allocated to public warrants	(1,723,026)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,557,207)
Offering costs allocated to Public Warrants	(107,960)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	9,488,835
Class A ordinary shares subject to possible redemption at March 31, 2026	$130,100,642

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In April 2026, the FASB issued Accounting Standards Update 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock”, which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 23, 2026, the Company sold 13,000,000 Units (including 500,000 Units as a result of the partial exercise of the underwriters’ over-allotment option) at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of March 31, 2026, 6,500,000 Public Warrants and 212,500 Private Placement Warrants are currently outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Warrant unless the Class A ordinary share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC purchased an aggregate of 425,000 Private Placement Units (including an additional 10,000 Private Placement Units as a result of the partial exercise of underwriters’ over-allotment option), at a price of $10.00 per Private Placement Unit, or $4,250,000 in the aggregate, in a private placement. Of those 425,000 Private Placement Units, the Sponsor purchased 275,000 Private Placement Units and BTIG, LLC purchased 150,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor and BTIG, LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Note 5 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of net amounts due from related party, representing Company cash being held in a bank account held by the Sponsor, net of amounts owed to related parties and affiliates of the Sponsor, and liquid resources available with the Company. Additionally, the CODM regularly reviews the amounts of cash and marketable securities held in the Trust Account to ensure sufficient capital is available to effect an initial business combination.

	March 31, 2026	December 31, 2025
Due from related party, net	$1,257,460	$—
Cash and marketable securities held in Trust Account	130,100,642	—
Deferred offering costs	—	125,245
Total Assets	$131,358,102	$125,245

The CODM reviews operating loss to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews operating loss to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews income earned on cash and marketable securities held in Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a Business Combination. Operating loss and income earned on cash and marketable securities held in Trust Account, as reported on the accompanying unaudited condensed statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income are reported on the accompanying statement of operations and described within their respective disclosures.

For the Three Months Ended March 31, 2026
Operating loss	$(263,224)
Income earned on cash and marketable securities held in the Trust Account	$100,642
Net loss	$(111,582)

Note 6 — Related Party Transactions

Founder Shares

On August 1, 2025, the Company issued 4,791,667 founder shares to the Sponsor for $25,000, or $0.005 per share. Up to 625,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. The Sponsor satisfied payment for the founder shares on November 14, 2025 through a vendor payment in lieu of cash. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in 458,333 founder shares being subject to forfeiture to the Company.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) August 1, 2026, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determined not to proceed with the Initial Public Offering. Prior to the closing of the Initial Public Offering on March 23, 2026, the Sponsor had paid $326,751 of expenses on behalf of the Company. The Company recorded $300,000 to the Promissory Note and the remaining $26,751 as a related party payable. On March 23, 2026, the Company paid the Sponsor $326,751 to settle the payments made by the Sponsor on behalf of the Company that were recorded to the Promissory Note and related party payable. As such, there are no amounts outstanding under the Promissory Note following the closing of the Initial Public Offering on March 31, 2026 and there was $82,115 outstanding under the Promissory Note as of December 31, 2025. The Promissory Note is no longer available for drawdown subsequent to the closing of the Initial Public Offering.

Due From Related Party, Net

As of March 31, 2026 and December 31, 2025, the Company had a net due from related party balance of $1,257,460 and $0, respectively. The balance is comprised of $1,270,331 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of March 31, 2026, and December 31, 2025, respectively, offset by $12,871 due to related party as of March 31, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units and $3,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. For the three months ended March 31, 2026, the Company incurred $3,871 of administrative services fees and paid no amounts, resulting in an outstanding balance due to an affiliate of the Sponsor of $3,871 as of March 31, 2026. The outstanding amounts are recorded to the balance sheet as due to related party.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict, the U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Disruptions to critical maritime shipping routes have led major shipping companies and tanker operators to suspend or reroute operations, increasing transit times and freight costs and causing widespread supply chain disruptions. Insurance coverage for certain high-risk areas has become more costly or unavailable, and regional airspace closures have adversely affected commercial aviation. These developments have contributed to volatility in global commodity prices, including oil, and have resulted in declines in global equity markets and increased demand for safe-haven assets. The evolving conflict environment has also led to heightened sanctions enforcement and increased compliance risks in financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning from the commencement of sales in the Initial Public Offering. In addition, BTIG, LLC may participate in a “piggy-back” registration only during the seven-year period beginning from the commencement of sales in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Units to cover over-allotments. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units, generating additional gross proceeds of $5,000,000. The remaining underwriters’ over-allotment option expired on May 3, 2026.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $2,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Units sold of the Initial Public Offering held in the Trust Account, or $4,550,000 in the aggregate, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 425,000 and no Class A ordinary shares issued and outstanding, respectively, excluding 13,000,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On August 1, 2025, the Company issued 4,791,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.005 per share. Up to 625,000 founder shares were subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. As such, there were 4,791,667 Class B ordinary shares issued and outstanding, including 458,333 and 625,000 shares subject to forfeiture if the remaining over-allotment option is not exercised by the underwriters in full, as of March 31, 2026 and December 31, 2025, respectively. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in 458,333 founder shares being subject to forfeiture to the Company.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the Company’s amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$130,100,642
Liabilities:
Over-allotment option liability	3	$55,000

The fair value of cash and marketable securities held in Trust Account derived from observable inputs such as publicly available quoted prices. The fair value of cash and marketable securities will be remeasured at each reporting period. As of March 31, 2026, the amounts are held in cash.

The fair value of the over-allotment option liability was determined using a Black-Scholes Simulation Model. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The over-allotment option is a Level 3 fair value measurement and is a recurring fair value measurement until the option is exercised in full or expires. The following table presents the quantitative information regarding assumptions used in the initial valuation of the over-allotment option on March 23, 2026 and the valuation of the over-allotment option on March 31, 2026:

	March 31, 2026	March 23, 2026
Unit Price	$9.94	$10.00
Exercise price	$10.00	$10.00
Term to expiration (years)	0.12	0.12
Risk-free rate	3.70%	3.70%
Estimated implied volatility	3.68%	3.68%

The following presents the change in fair value of the Company’s Level 3 fair value measurements for the three months ended March 31, 2026:

Over-Allotment Option Liability
Fair value at January 1, 2026	$—
Initial fair value at March 23, 2026	106,000
Change in fair value	(51,000)
Fair value at March 31, 2026	$55,000

The fair value of the Public Warrants was determined to be $1,830,986, or $0.29 per Public Warrant, as of March 23, 2026. The Level 3 fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding assumptions used in the valuation of the Public Warrants:

March 23, 2026
Implied ordinary share price	$9.80
Exercise price	$11.50
Term to expiration (years)	7.00
Risk-free rate	4.15%
Estimated implied volatility	1.96%
Market adjustment	23.84%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than as disclosed below.

Beginning on May 11, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on The New York Stock Exchange (“NYSE”) under the symbol “BWIV.U.” Any underlying Class A ordinary shares and warrants that are separated will trade on NYSE under the symbols “BWIV” and “BWIV.WS,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A ordinary shares and warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to Blue Water Acquisition Corp. IV, a Cayman Islands exempted company; (ii) “founder shares” are to our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to Blue Water Acquisition Sponsor IV, LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 1, 2025 as a Cayman Islands exempted company with no material operations of our own. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any business combination target. We may pursue an initial business combination in any business or industry but expect to focus on biotechnology, healthcare and technology companies. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2026 and December 31, 2025, we had no cash and deferred offering costs of $0 and $125,245, respectively. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and subsequent to our initial public offering, to identify a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through $25,000 paid by our Sponsor to cover certain of our offering and formation costs in exchange for the issuance of founder shares to our Sponsor and a promissory note with principal up to $300,000 from our Sponsor.

On March 23, 2026, the Company consummated the initial public offering (“Initial Public Offering”) of 13,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $130,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s Sponsor and BTIG, LLC, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $4,250,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $7,665,168, consisting of $2,600,000 of cash underwriting fee, $4,550,000 of deferred underwriting fee, and $515,168 of other offering costs.

Following the closing of the Initial Public Offering on March 23, 2026, an amount of $130,000,000 ($10.00 per Unit) net proceeds from the sale of the Units and the Private Placement Units, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Prior to the completion of our initial business combination, we will use the proceeds held outside the trust account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We believe that the amount of cash not held in the Trust Account raised in connection with the consummation of the initial public offering and the private placement will be sufficient to allow us to operate for at least the next 21 months. However, if our estimates are less than the actual amount necessary to perform such activities, we may have insufficient funds available to us to operate our business prior to our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of March 31, 2026 and December 31, 2025, the Company had no cash and a working capital (deficit) $866,374 of and $(181,480), respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty by issuing working capital loans, as necessary, and consummating an initial business combination. However, there is no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful. The financial statements contained elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On August 1, 2025, the Company issued 4,791,667 founder shares to the Sponsor for $25,000, or $0.005 per share. Up to 625,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. The Sponsor satisfied payment for the founder shares on November 14, 2025 through a vendor payment in lieu of cash. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in 458,333 founder shares being subject to forfeiture to the Company.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) August 1, 2026, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determined not to proceed with the Initial Public Offering. Prior to the closing of the Initial Public Offering on March 23, 2026, the Sponsor had paid $326,751 of expenses on behalf of the Company. The Company recorded $300,000 to the Promissory Note and the remaining $26,751 as a related party payable. On March 23, 2026, the Company paid the Sponsor $326,751 to settle the payments made by the Sponsor on behalf of the Company that were recorded to the Promissory Note and related party payable. As such, there are no amounts outstanding under the Promissory Note following the closing of the Initial Public Offering on March 31, 2026 and there was $82,115 outstanding under the Promissory Note as of December 31, 2025. The Promissory Note is no longer available for drawdown subsequent to the closing of the Initial Public Offering.

Due From Related Party

As of March 31, 2026 and December 31, 2025, the Company had a net due from related party balance of $1,257,460 and $0, respectively. The balance is comprised of $1,270,331 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of March 31, 2026, and December 31, 2025, respectively, offset by $12,871 due to related party as of March 31, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units and $3,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. For the three months ended March 31, 2026, the Company incurred $3,871 of administrative services fees and paid no amounts, resulting in an outstanding balance due to an affiliate of the Sponsor of $3,871 as of March 31, 2026. The outstanding amounts are recorded to the balance sheet as due to related party.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026 as a result of the material weakness described below.

We identified a material weakness related to the fact that we currently lack properly designed, implemented and effectively operating controls as of March 31, 2026. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2026, the Company consummated the Initial Public Offering of 13,000,000 Units, which included the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $130,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-291959). The SEC declared the registration statement effective on March 19, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and BTIG, LLC, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $4,250,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the registration statement for the Initial Public Offering. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $7,665,168, consisting of $2,600,000 of cash underwriting fee, $4,550,000 of deferred underwriting fee, and $515,168 of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $130,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus for its Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2026

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Acquisition Corp. IV

May 15, 2026	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer

May 15, 2026	By:	/s/ Martha Ross
	Name:	Martha Ross
	Title:	Chief Financial Officer

