Form 10-Q
period 2026-06-30
Blue Water Acquisition Corp. IV
filed 2026-08-14
CIK 2082847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 13,425,000 Class A ordinary shares (inclusive of shares included in outstanding units) and 4,333,334 Class B ordinary shares of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Due from related party, net	$509,685	$—
Prepaid expenses - current	64,911
Total Current Assets	574,596	—
Non-current Assets:
Cash and marketable securities held in Trust Account	131,244,853	—
Prepaid expenses – non-current	46,772
Deferred offering costs	—	125,245
Total Non-current Assets	131,291,625	125,245
TOTAL ASSETS	$131,866,221	$125,245

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$52,707	$24,035
Accrued expenses	3,339	—
Accrued offering costs	330	75,330
Promissory note – related party	—	82,115
Total Current Liabilities	56,376	181,480
Non-current Liabilities:
Deferred underwriter fee liability	4,550,000	—
Total Non-current Liabilities	4,550,000	—
TOTAL LIABILITIES	4,606,376	181,480

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 13,000,000 and no shares issued and outstanding subject to possible redemption, at redemption value, as of June 30, 2026 and December 31, 2025, respectively	131,244,853	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 425,000 and no shares issued and outstanding (excluding 13,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	43	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,333,334 and 4,791,667 shares issued and outstanding as of June 30, 2026(1) and December 31, 2025(2)	433	479
Additional paid-in capital	—	24,521
Accumulated deficit	(3,985,484)	(81,235)
Total Shareholders’ Deficit	(3,985,008)	(56,235)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$131,866,221	$125,245

(1)	On March 23, 2026, the underwriters partially exercised the over-allotment option, resulting in 458,333 Class B ordinary shares subject to forfeiture. On May 3, 2026, the underwriters’ over-allotment option expired, resulting in the forfeiture of 458,333 Class B ordinary shares (Note 7).
(2)	Includes up to 625,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised as of December 31, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Operating expenses:
Formation, general and administrative expenses	$254,883	$490,853
Legal and accounting expenses	55,316	76,565
Administrative services fee – related party	30,000	33,871
Insurance expense	16,183	18,317
Total operating expenses	356,382	619,606
Loss from operations	(356,382)	(619,606)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,144,211	1,244,853
Change in fair value of over-allotment option liability	—	51,000
Gain on extinguishment of over-allotment option liability	55,000	55,000
Other income	1,199,211	1,350,853
Net income	$842,829	$731,247

Weighted average shares outstanding of redeemable Class A ordinary shares	13,000,000	7,110,497

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.07	$0.50

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	4,758,334	4,490,286

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.02)	$(0.63)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Class A ordinary shares		Class B ordinary shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	—	$—	4,791,667	$479	$24,521	$(81,235)	$(56,235)
Issuance of Units in Initial Public Offering	13,000,000	120,611,807	—	—	—	—	1,830,986	—	1,830,986
Sale of Private Placement Units	—	—	425,000	43	—	—	4,249,957	—	4,250,000
Allocated value of transaction costs to Public Warrants	—	—	—	—	—	—	(107,960)	—	(107,960)
Remeasurement of Class A ordinary shares subject to possible redemption	—	9,488,835	—	—	—	—	(5,997,504)	(3,491,331)	(9,488,835)
Net loss	—	—	—	—	—	—	—	(111,582)	(111,582)
Balance – March 31, 2026	13,000,000	130,100,642	425,000	43	4,791,667	479	—	(3,684,148)	(3,683,626)
Forfeiture of Class B ordinary shares(2)	—	—	—	—	(458,333)	(46)	46	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	1,144,211	—	—	—	—	(46)	(1,144,165)	(1,144,211)
Net income	—	—	—	—	—	—	—	842,829	842,829
Balance – June 30, 2026	13,000,000	131,244,853	425,000	$43	4,333,334	$433	$—	$(3,985,484)	$(3,985,008)

(1)	Includes up to 458,333 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).
(2)	On March 23, 2026, the underwriters partially exercised the over-allotment option, resulting in 458,333 Class B ordinary shares subject to forfeiture. On May 3, 2026, the underwriters’ over-allotment option expired, resulting in the forfeiture of 458,333 Class B ordinary shares (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$731,247
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid under promissory note – related party	152,836
Income earned on cash and marketable securities held in Trust Account	(1,244,853)
Change in fair value of over-allotment option liability	(51,000)
Gain on extinguishment of over-allotment option liability	(55,000)
Changes in operating assets and liabilities:
Due from related party, net	(509,685)
Prepaid expenses	(111,683)
Accounts payable	28,672
Accrued expenses	3,339
Net cash used in operating activities	(1,056,127)

Cash Flows from Investing Activities:
Investment in Trust Account	(130,000,000)
Net cash used in investing activities	(130,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units and partial exercise of underwriters’ over-allotment option	130,000,000
Proceeds from sale of private placement units	4,250,000
Payment of underwriting fees and reimbursements	(2,665,000)
Proceeds from promissory note – related party	10,000
Payment of promissory note – related party	(300,000)
Payment of deferred offering costs	(238,873)
Net cash provided by financing activities	131,056,127

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor under promissory note – related party	$55,050
Deferred offering costs included in accrued offering costs	$330
Initial fair value of Class A ordinary shares subject to possible redemption	$120,611,807
Remeasurement of Class A ordinary shares subject to possible redemption	$10,633,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from August 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had no cash and a working capital (deficit) of $518,220 and $(181,480), respectively.

The Company’s liquidity needs through June 30, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the final prospectus filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, and December 31, 2025, the Company had no cash and no cash equivalents.

Due From Related Party, Net

As of June 30, 2026 and December 31, 2025, the Company had a net due from related party balance of $509,685 and $0, respectively. The balance is comprised of $562,556 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of June 30, 2026, and December 31, 2025, respectively, offset by $52,871 due to related party as of June 30, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units, payments totalling $10,000 made by an affiliate of the Sponsor, and $33,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Cash and Marketable Held in Trust Account

As of June 30, 2026, and December 31, 2025, the assets held in Trust Account, amounting to $131,244,853 and $0, respectively, were held in cash.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The accompanying unaudited statement of operations includes a presentation of income (loss) per Redeemable Shares and income (loss) per Non-Redeemable Shares following the two-class method of income (loss) per Ordinary Shares. In order to determine the net income (loss) attributable to both the Redeemable Shares and Non- Redeemable Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A Ordinary Shares subject to possible redemption was treated as dividends paid to the Public Shareholders. Subsequent to calculating the total income (loss) allocable to both classes of Ordinary Shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Redeemable Shares and for the Non- Redeemable Shares for the three and six months ended June 30, 2026.

The Company has not considered the effect of the 6,500,000 Public Warrants or 212,500 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of such Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three and six months ended June 30, 2026:

For the Three Months Ended June 30, 2026

Net income	$842,829
Less: Remeasurement of Class A Ordinary Shares to redemption value	(1,144,211)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(301,382)

	For the Three Months Ended
	June 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	4,758,334	13,000,000
Ownership percentage	27%	73%

Net income allocated by class	$225,835	$616,994

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(306,590)	(837,621)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	1,144,211
Total (loss) income based on ownership percentage	$(80,755)	$923,584

Weighted average Ordinary Shares outstanding	4,758,334	13,000,000
Basic and diluted net (loss) income per share	$(0.02)	$0.07

For the Six Months Ended June 30, 2026

Net income	$731,247
Less: Remeasurement of Class A Ordinary Shares to redemption value	(10,633,046)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(9,901,799)

	For the Six Months Ended
	June 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	4,758,334	13,000,000
Ownership percentage	27%	73%

Net income allocated by class(1)	$27,777	$703,470

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(2,849,117)	(7,783,929)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	10,633,046
Total (loss) income based on ownership percentage	$(2,821,340)	$3,552,587

Weighted average Ordinary Shares outstanding	4,490,286	7,110,497
Basic and diluted net (loss) income per share	$(0.63)	$0.50

(1)	Net income allocated by class was calculated by allocating net loss for the period from January 1, 2026 to March 23, 2026, the date the Company consummated the Initial Public Offering, to non-redeemable Class A and Class B ordinary shares, as only non-redeemable Class B ordinary shares were issued and outstanding during that period. Net income for the period from March 23, 2026 through June 30, 2026 was then allocated to non-redeemable Class A and Class B ordinary shares and redeemable Class A ordinary shares based on ownership percentage.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was $0 for the period presented.

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

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their relative fair values. There are 6,500,000 Public Warrants and 212,500 Private Placement Warrants currently outstanding as of June 30, 2026 and no Warrants outstanding as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$130,000,000
Less:
Proceeds allocated to public warrants	(1,723,026)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,557,207)
Offering costs allocated to Public Warrants	(107,960)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	9,488,835
Class A ordinary shares subject to possible redemption at March 31, 2026	130,100,642
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,144,211
Class A ordinary shares subject to possible redemption at June 30, 2026	$131,244,853

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. Adoption of ASU 2023-09 does not have an impact on the financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025 issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU-2025-01”). ASU 2024-03 and ASU 2025-01 require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01.

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

Warrants — As of June 30, 2026, 6,500,000 Public Warrants and 212,500 Private Placement Warrants are currently outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

	June 30, 2026	December 31, 2025
Due from related party, net	$509,685	$—
Cash and marketable securities held in Trust Account	131,244,853	—
Prepaid expenses	111,683	—
Deferred offering costs	—	125,245
Total Assets	$131,866,221	$125,245

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

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Loss from operations	$(356,382)	$(619,606)
Income earned on cash and marketable securities held in the Trust Account	$1,144,211	$1,244,853
Net income	$842,829	$731,247

Note 6 — Related Party Transactions

Founder Shares

On August 1, 2025, the Company issued 4,791,667 founder shares to the Sponsor for $25,000, or $0.005 per share. Up to 625,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. The Sponsor satisfied payment for the founder shares on November 14, 2025 through a vendor payment in lieu of cash. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in the forfeiture of 458,333 founder shares.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) August 1, 2026, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determined not to proceed with the Initial Public Offering. Prior to the closing of the Initial Public Offering on March 23, 2026, the Sponsor had paid $326,751 of expenses on behalf of the Company. The Company recorded $300,000 to the Promissory Note and the remaining $26,751 as a related party payable. On March 23, 2026, the Company paid the Sponsor $326,751 to settle the payments made by the Sponsor on behalf of the Company that were recorded to the Promissory Note and related party payable. As such, there are no amounts outstanding under the Promissory Note following the closing of the Initial Public Offering on March 23, 2026 and there was $82,115 outstanding under the Promissory Note as of December 31, 2025. As of June 30, 2026, the Promissory Note has no balance and is no longer available for drawdown subsequent to the closing of the Initial Public Offering.

Due From Related Party, Net

As of June 30, 2026 and December 31, 2025, the Company had a net due from related party balance of $509,685 and $0, respectively. The balance is comprised of $562,556 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of June 30, 2026, and December 31, 2025, respectively, offset by $52,871 due to related party as of June 30, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units, payments totalling $10,000 made by an affiliate of the Sponsor, and $33,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $33,871 of administrative services fees and paid no amounts, resulting in an outstanding balance due to an affiliate of the Sponsor of $33,871 as of June 30, 2026. The outstanding amounts are recorded to the balance sheet as due to related party and are presented net of the due from related party balance.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Units to cover over-allotments. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units, generating additional gross proceeds of $5,000,000. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in the forfeiture of 458,333 Class B ordinary shares

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $2,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Units sold of the Initial Public Offering held in the Trust Account, or $4,550,000 in the aggregate, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 485,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 425,000 and no Class A ordinary shares issued and outstanding, respectively, excluding 13,000,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On August 1, 2025, the Company issued 4,791,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.005 per share. Up to 625,000 founder shares were subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. As such, there were 4,333,334 and 4,791,667 Class B ordinary shares issued and outstanding, including $0 and 625,000 shares subject to forfeiture if the remaining over-allotment option is not exercised by the underwriters in full, as of June 30, 2026 and December 31, 2025, respectively. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in the forfeiture of 458,333 founder shares.

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

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$131,244,853
Liabilities:
Over-allotment option liability	3	$—

The fair value of cash and marketable securities held in Trust Account derived from observable inputs such as publicly available quoted prices. The fair value of cash and marketable securities will be remeasured at each reporting period. As of June 30, 2026, the amounts are held in cash.

The fair value of the over-allotment option liability was determined using a Black-Scholes Simulation Model. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The over-allotment option is a Level 3 fair value measurement and is a recurring fair value measurement until the option is exercised in full or expires. The following table presents the quantitative information regarding assumptions used in the initial valuation of the over-allotment option on March 23, 2026:

March 23, 2026
Unit Price	$10.00
Exercise price	$10.00
Term to expiration (years)	0.12
Risk-free rate	3.70%
Estimated implied volatility	3.68%

The following presents the change in fair value of the Company’s Level 3 fair value measurements for the three and six months ended June 30, 2026:

Over-Allotment Option Liability
Fair value at January 1, 2026	$—
Initial fair value at March 23, 2026	106,000
Change in fair value	(51,000)
Fair value at March 31, 2026	55,000
Expiration of underwriters’ over-allotment option	(55,000)
Fair value at June 30, 2026	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

As indicated in the accompanying financial statements, at June 30, 2026 and December 31, 2025, we had no cash, a due from related party balance of $509,685 and $0, and working capital (deficit) of $518,220 and $(181,480), respectively. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended June 30, 2026, we had net income of $842,829. Net income consisted of $1,144,211 of income earned on cash and marketable securities held in Trust Account and a $55,000 gain on the extinguishment of the over-allotment option liability, offset by $254,883 of formation, general and administrative expenses, $55,316 of legal and accounting expenses, $30,000 of administrative services fee due to an affiliate of the Sponsor, and $16,183 of insurance expense.

For the six months ended June 30, 2026, we had net income of $731,247. Net income consisted of $1,244,853 of income earned on cash and marketable securities held in Trust Account, a gain of $51,000 from the change in fair value of the over-allotment option liability and a $55,000 gain on the extinguishment of the over-allotment option liability, offset by $490,853 of formation, general and administrative expenses, $76,565 of legal and accounting expenses, $33,871 of administrative services fee due to an affiliate of the Sponsor, and $18,317 of insurance expense.

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

As of June 30, 2026 and December 31, 2025, the Company had no cash and working capital (deficit) of $518,220 and $(181,480), respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty by issuing working capital loans, as necessary, and consummating an initial business combination. However, there is no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful. The financial statements contained elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On August 1, 2025, the Company issued 4,791,667 founder shares to the Sponsor for $25,000, or $0.005 per share. Up to 625,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. The Sponsor satisfied payment for the founder shares on November 14, 2025 through a vendor payment in lieu of cash. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in the forfeiture of 458,333 founder shares.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) August 1, 2026, (ii) the closing of the Initial Public Offering or (iii) the date which the Company determined not to proceed with the Initial Public Offering. Prior to the closing of the Initial Public Offering on March 23, 2026, the Sponsor had paid $326,751 of expenses on behalf of the Company. The Company recorded $300,000 to the Promissory Note and the remaining $26,751 as a related party payable. On March 23, 2026, the Company paid the Sponsor $326,751 to settle the payments made by the Sponsor on behalf of the Company that were recorded to the Promissory Note and related party payable. As such, there are no amounts outstanding under the Promissory Note following the closing of the Initial Public Offering on March 23, 2026 and there was $82,115 outstanding under the Promissory Note as of December 31, 2025. The Promissory Note is no longer available for drawdown subsequent to the closing of the Initial Public Offering.

Due From Related Party

As of June 30, 2026 and December 31, 2025, the Company had a net due from related party balance of $509,685 and $0, respectively. The balance is comprised of $562,556 and $0 due from related party as a result of Company cash being held in a bank account held by the Sponsor as of June 30, 2026, and December 31, 2025, respectively, offset by $52,871 due to related party as of June 30, 2026 consisting of $9,000 of excess proceeds from the sale of Private Placement Units, payments totalling $10,000 made by an affiliate of the Sponsor, and $33,871 due to an affiliate of the Sponsor under the administrative services agreement, and no amounts due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $33,871 of administrative services fees, respectively, and paid no amounts, resulting in an outstanding balance due to an affiliate of the Sponsor of $33,871 as of June 30, 2026. The outstanding amounts are recorded to the balance sheet as due to related party and are presented net of the due from related party balance.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $33,871 of administrative services fees, respectively, and paid no amounts, resulting in an outstanding balance due to an affiliate of the Sponsor of $33,871 as of June 30, 2026. The outstanding amounts are recorded to the balance sheet as due to related party and are presented net of the due from related party balance.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Units to cover over-allotments. On March 23, 2026, the underwriters partially exercised the over-allotment option to purchase an additional 500,000 Units, generating additional gross proceeds of $5,000,000. The remaining underwriters’ over-allotment option expired on May 3, 2026, resulting in the forfeiture of 458,333 Class B ordinary shares

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $2,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Units sold of the Initial Public Offering held in the Trust Account, or $4,550,000 in the aggregate, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026 as a result of the material weakness described below.

We identified a material weakness related to the fact that we currently lack properly designed, implemented and effectively operating controls as of June 30, 2026. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Acquisition Corp. IV

August 14, 2026	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer

August 14, 2026	By:	/s/ Martha Ross
	Name:	Martha Ross
	Title:	Chief Financial Officer

